Form 10-K
period 1986-02-28
MEDICAL MONITORS INC
filed 1998-03-12
CIK 64605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended: February 28, 1986

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ____ to ____

                  ---------------------------------------------
                         Commission File Number: 0-9798

                             Medical Monitors, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                   95-2930683
      -----------------------------                    ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     Incorporation or organization)                    Identification No.)

     1990 Westwood Blvd., Penthouse, Los Angeles, CA                   90025
     ------------------------------------------------------          ---------
     (Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:      (310) 441-0090

     Securities registered pursuant to Section 12(b) of the Act:    None

     Securities  registered  pursuant to Section 12(g) of the Act: Common Stock
                                                                 $.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [  ]  No   [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 1986, there were 39,417,120 shares of the Registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant cannot be determined since there has been no active trading market for such Common Stock during the period covered by this report.

                              MEDICAL MONITORS INC.

                                    FORM 10-K

                   For The Fiscal Year Ended February 28, 1986

                                      INDEX

                                                                          Page
                                     PART I

Item 1.   Business ......................................................  3

Item 2.   Properties ....................................................  4

Item 3.   Legal Proceedings .............................................  4

Item 4.   Submission of Matters to a Vote of Security Holders ...........  4


                                     PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters ...................................  4

Item 6.   Selected Financial Data .......................................  4

Item 7.   Management Discussion and Analysis of Financial
          Condition and Results of Operations ...........................  4

Item 8.   Financial Statements and Supplementary Data ...................  5

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  5

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ............  11

Item 11.  Executive Compensation ........................................  12

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management .........................................  12

Item 13.  Certain Relationships and Related Transactions ................  13

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and
          Reports on Form 8-K ...........................................  14

          Signatures ....................................................  15

                                     PART I

Item 1.   The Business

General

     Medical Monitors, Inc. (the "Registrant"), is a corporation organized under Delaware law in February, 1975. The Registrant previously developed an automated electronic blood pressure measuring device that can be used by individuals to measure their own blood pressure without training or assistance. The Registrant has experienced significant operating losses since inception, and at February
28, 1986 had an accumulated deficit of $2,176,044. The Registrant has been without any material funds to develop and expand its business since the Fall of 1981 when management determined that the Registrant should remain in an inactive status pending the development of an improved AES Unit. No such improve of the AES Unit was undertaken by the Registrant and the has been no active business operations. Since that time, Harry Shuster, the sole officer and director of the Registrant has personally financed the maintenance of the Registrant by making non-interest bearing loans to the Registrant. There can be no assurance that Mr. Shuster will be willing or able to continue personally finance the Registrant's operations or maintenance of the Registrant in the future.

     At present, the Registrant has no active business. The Registrant proposes to combine with an existing, privately-held Registrant which is profitable and, in management's view, has growth potential (irrespective of the industry in which it is engaged). A combination may be structured as a merger, consolidation, exchange of the Registrant's Common Stock for stock or assets or any other form which will result in the combined enterprise's being a publicly-held corporation. The Registrant will pursue a combination with a Registrant or business enterprise that satisfies its combination suitability standards by advertising in one or more newspapers or magazines to establish contact with, or by otherwise contacting, selected privately-held companies which are profitable and are believed to have growth potential. There are no assurances that management of the Registrant will be able to locate a suitable combination partner or that a combination can be structured on terms acceptable to the Registrant.

     Pending negotiation and consummation of a combination, the Registrant anticipates that it will have limited business activities, will have no significant sources of revenue and will incur no significant expenses or liabilities. If expenses are incurred and funds are necessary the Registrant may undertake a private placement of its common stock or borrow the necessary capital from its officers and directors. Should necessary funds be available, the Registrant will engage attorneys, accountants and/or other consultants to evaluate and assist in completing a potential combination.

Capital Expenditures

     The Registrant plans no significant expenditures.

Employees

     The Company currently has one employee, Harry Shuster, who is the sole officer and director of the Company. The Company is not a party to any collective bargaining agreement.

Item 2.   Properties

     The Company owns no real property or other materially important physical facilities. The Company uses offices maintained personally by Harry Shuster, the sole officer and director of the Company, at no cost to the Company.

Item 3.   Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 28, 1986, through the solicitation of proxies, or otherwise.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock, $.01 par value, or the Company is very thinly traded in over-the-counter market with the bid and ask ranging between $.01 and $.02.

     There were approximately 1,746 holders of record of the Common Stock, $.0l par value, of the Company as of February 28, 1986.

     The Company has paid no cash dividends on its Common Stock, $.001 par value, in the past and does not contemplate paying dividend in the foreseeable future. Future declaration of dividends, if any, will be determined by the Board of Directors in its discretion and will depend upon conditions then existing, including the availability of funds, requirements for working capital expenditures and debt retirement, general business condition and prospects, and other factors. The General Corporation Law of the State of Delaware provides that dividends may be declared and paid only out of surplus, as defined in such statute, or it there is no such surplus, only out of net profits for the fiscal year in which the dividend is paid and/or the preceding fiscal year. The Company has no surplus, as defined in the statute, and has not had any net profits in either of its last two fiscal years. Accordingly, any future dividends can only be declared and paid out of current earnings, if any.

Item 6.   Selected Financial Data

     See the Financial Statements of the Registrant in Item 8.

Item 7. Management's Discussion And Analysis Of Financial Condition and Results Of Operations

General

     The Company has experienced severe working capital shortages during most of the period since 1976, primarily because of its prolonged experience in its research and development stage and its subsequent inability to obtain delivery of product from its manufactured. The Registrant had been primarily a one product company, engaged in the development of its automated electronic blood pressure measuring device known as the AES Unit. Since February 28, 1985, the Company has had no active business operations of any kind. All risk inherent in new and inexperienced enterprises are inherent the Company's business.

The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

     As of February 28, 1986, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities asked the shares of the Company would become worthless. However, the Company's officers, directors and majority shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees,. professional fees, printing and copying fees and other miscellaneous fees.

     Based on current economic and regulatory conditions, Management believes that it is possible. if not probable, for a company like the Company, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                                                                          Page

Balance Sheets - for the Years ended February 28, 1986 and 1985..........  6
Statement of Operations and Accumulated Deficit..........................  7
Statement of Cash Flows..................................................  8
Notes to Financial Statements............................................  9-10

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                MEDICAL MONITORS
                                 BALANCE SHEETS
                           FEBRUARY 28, 1986 AND 1985


                                     ASSETS

                                                1986                1985
                                             (Unaudited)         (Unaudited)
                                             -----------         ------------
CURRENT ASSETS
  Cash                                       $                   $        803
  Accounts Receivable                                                     761
  Inventory                                                             2,925
                                             -----------         ------------
  TOTAL CURRENT ASSETS                                                  4,489
                                             -----------         ------------

PROPERTY AND EQUIPMENT - NET                                            2,002
                                             -----------         ------------
OTHER ASSETS

  Patents, net                                                        272,897
  Deposits                                                              1,120
                                             -----------         ------------
  TOTAL OTHER ASSETS                                                  274,017
                                             -----------         -------------
                                             $                   $    280,508
                                             ===========         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued expenses      $                   $    233,696
  Notes payable (Note 3)                         701,281              701,281
  Accrued officer's salaries (Note 4)            299,547              299,547
                                             -----------         ------------
  TOTAL CURRENT LIABILITIES                    1,000,828            1,234,524
                                             -----------         ------------

SHAREHOLDERS' DEFICIENCY (Note 5)
  Common stock-authorized 50,000,000 shares,
     $.001 par value; issued & outstanding -
     33,917,120 shares in 1986 and
     39,417,120 shares in 1985                    33,917               39,417
  Additional paid-in capital                   1,141,299            1,135,799
  Accumulated deficit                        ( 2,176,044)         ( 2,129,232)
                                             -----------         ------------

TOTAL SHAREHOLDERS' DEFICIENCY               ( 1,000,828)         (   954,016)
                                             -----------         ------------

                                             $                   $    280,508
                                             ============        ============

                 See accompanying Notes to Financial Statements.

                                MEDICAL MONITORS
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                 FOR THE YEARS ENDED FEBRUARY 28, 1986 AND 1985

                                                1986                1985
                                             (Unaudited)         (Unaudited)
                                             -----------         ------------
Revenues                                     $                   $     14,992

Cost and expenses
     Cost of Sales                                                      3,580
     General and administrative expenses                               22,369
     Assets and liabilities written - off     (  46,812)
                                             -----------         ------------
                                              (  46,812)               25,949

Net income (loss)                                46,812               (10,957)

Accumulated deficit, beginning of year       (2,129,232)           (2,118,275)
                                             -----------         ------------

Accumulated deficit, end of year             (2,176,044)         $ (2,118,275)
                                             ===========         ============

Net income (loss) per share                  $        -          $         -
                                             ===========         ============

Weighted average number of common
shares outstanding                            33,917,120           39,417,120
                                             ===========         ============


                 See accompanying Notes to Financial Statements.

                                MEDICAL MONITORS
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 1986 AND 1985

                                                1986                1985
                                             (Unaudited)         (Unaudited)
                                             -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $    46,812         $(    10,957)
  Adjustment to reconcile net income(loss)
  to net cash used in operating activities:
  Depreciation                                                            943
  Changes in operating assets                                          10,783
  Assets and liabilities written-off,
  net of cash                                  (  47,615)
                                             ------------        ------------

CASH USED IN OPERATING ACTIVITIES              (     803)                 769
                                             ------------        ------------
  Purchases of property and equipment                             (       654)
  Deposits                                                        (        28)
                                             ------------        ------------

CASH USED IN INVESTING ACTIVITIES                                 (       682)
                                             ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                             ------------        ------------

NET INCREASE (DECREASE) IN CASH                (     803)                  87

CASH, BEGINNING OF YEAR                              803                  716
                                             -------------       ------------

CASH, END OF YEAR                            $         -         $        803
                                             =============       ============


                 See accompanying Notes to Financial Statements.

                                MEDICAL MONITORS
                          NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 1986 AND 1985
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Description of Business - Medical Monitors, Inc. (the "Company") was incorporated in Delaware in February 1975. Initially, its purpose was to develop and market blood pressure measuring devices. In April 1980, the Company raised $884,000 from the initial public offering of its common stock. Because the Company was unable to raised additional capital to continue developing and marketing its product, in the Fall of 1981, it ceased its operations. In 1986, the Company ceased making the required public filings under the Securities and exchange Act of 1934, as amended. The Board of Directors of the Company is currently investigating the possibility of a new business direction and searching for viable acquisition or merger candidates which would enable the Company to maximize value to its shareholders.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes - Income taxes are provided using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (i.e., temporary differences).

     Net Income (Loss) Per Share - Net Income (loss) per share is calculated using the weighted average number of common shares outstanding. Common share equivalents are included to the extent they are dilutive.

2.   GOING CONCERN.

     The Company ceased its operations in the Fall of 1981. The Company's ability to continue as a going concern will be dependent upon obtaining a viable business through merger or acquisition. There can be no assurance that the Company will be able to find a business to acquire or merge with.

3.   NOTES PAYABLE.

     Notes payable consisted of the following at February 28, 1986 and 1985:

                                                     1986               1985
                                                  -----------        ----------
     Non-interest bearing advances payable
     To H. Shuster                                $  84,865          $  84,865

     Non-interest bearing notes payable
     to Loma Vista, Ltd.                            379,833            379,833

     Non-interest bearing note payable
     to Ambitex Company                             175,000            175,000

     Non-interest bearing note payable
     to Abe Lichowsky                                40,833             40,833

     Non-interest bearing note payable
     to European Diamond trading Corporation         20,750             20,750
                                                  -----------         ---------
                                                  $   701,281         $701,281
                                                  ===========         =========

     A portion of the notes payable to Loma Vista, Ltd. In the amount of $304,000 is secured by all assets of the Company. Harry Shuster, the President of the Company, is the sole general partner of Loma Vista, Ltd.

     Harry Shuster is an officer and majority shareholder of European Diamond Trading Corporation.

     All of the above notes are in default.

4.   ACCRUED OFFICER'S SALARIES.

     Accrued officer's salaries consisted of amounts due Harry Shuster under his employment agreement which expired in December 1981.

5.   SHAREHOLDERS' DEFICIENCY.

     During the year ended February 28, 1986, the Company settled a litigation with Vortech Sciences, Inc. which resulted to the return to the Company of 5,500,000 shares of the Company's common stock held in the name of Vortech Sciences, Inc. for cancellation

                                    PART III

Item 10.  Directors and Executive officers of the Registrant.

     The following table sets forth certain information concerning the Directors and executive officers of the Company..

                                                                         A
                   Age   Principal Occupation and all                Director
Name                     Positions With the Company                    Since
-------------------------------------------------------------------------------
Harry Shuster            Director and  Chief Executive Officer          1975
                         President, Secretary and Chief
                         Financial Officer                              1986

     Harry Shuster is a founder of the Company and has been its Chairman of the Bard, President and a Director since its inception in February, 1975. Mr.
Shuster was also Treasurer of the Company until August, 1981. In 1967, Mr. Shuster founded Lion Country Safari, Inc. a publicly-held corporation whose Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, which operates an African wildlife preserve and theme amusement park in Irvine, California. Mr. Shuster has served as Lion Country Safari, Inc.'s chief executive officer and a director since 1967, in which capacity he has directed the marketing and promotional efforts relating to the Lion Country Safari operations. Since :March, 1976, Mr. Shuster has served under a consulting agreement which does not require his full-time services in such capacities for Lion Country Safari, Inc. It is estimated that approximately 20% of Mr. Shuster's business working hours were devoted to his position as Chief Executive Officer of the Company during the fiscal year ended February 28, 1985. Since the Company moved into an inactive status in late 1981, Mr. Shuster has only spent so much of his time on the business and affairs of the Company as his duties as Chief Executive Officer have required. Accordingly, Mr.. Shuster's services to Lion Country Safari Inc. have occupied more and more of his working time and, from time-to-time will likely continue to restrict the amount of time which Mr. Shuster can make available to the Company's business. See "Management Compensations" and "Certain Relationships and Related Transactions" in items 11 and 13, respectively, of this Annual Report on Form 10-K. Mr. Shuster is an attorney admitted to the Supreme Court of South Africa

     The  present  term of each  Director  will  expire  at the time of the next
Annual Meeting of Stockholders of the Company. Executive officers are elected each year at the Annual Meeting of the Board of Directors held immediately following the Annual Meeting of Stockholders and hold office until the next Annual Meeting of the Board of Directors or until their successors are duly elected and qualified. The Company has held no Annual Meeting of Shareholders since August 26, 1980.

     There are no arrangements or understandings known to the Company between any of the Directors or executive officers of the Company and any other person pursuant to which any of such persons was or is to be selected as a Director or an executive officer. There are no family relationships between any Director or executive officer and any other Director or executive officer of the Company.

     The Board of Directors has held no formal meetings since 1983. The Company has no standing audit, nominating or compensation committees of the Board of Directors.

Item 11.  Management Compensation

Management Compensation

     No officer or Director of the Company either received or had accrued on the books of the Company any remuneration with respect to the fisca1 year ended February 28, 1986.

     There was no health or life insurance provided to officers or Directors by the Company which discriminates in favor of officers or Directors and which is not available generally to all salaried employees of the Company. The Company has no employee incentive, bonus or benefit plans, profit sharing plans, retirement plans, deferred compensation plans or similar arrangements. No fees are paid Directors for attendance at meetings of the Board of Directors, although out-of-pocket expenses incurred in connection therewith are reimbursed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock, $.01 par value, of the Company, its only outstanding class of voting securities, and as to the beneficial ownership thereof of the Directors of the Company, individually, and all Directors and officers as a group, all as at February 28, 1986.

Name and Address of                Amount and Nature or
Beneficial Owner (a)               Beneficial Ownership          Percentages(b)
--------------------               --------------------          --------------
Loma Vista, Ltd.
c/o Harry Shuster
1900 Westwood Blvd.
Los Angeles, California 90025           3,318,985 (c)                 8.42%(c)

Richard Weisman
16200 Ventura Blvd.
Suite 201
Encino, California 91436                2,631,745 (d)                 6.67%(d)

Alvin Cassel                              280,000 (e)                   .7%(e)

All officers and Directors as
A Group (four persons)                  3,613,126 (f)                 8.42%(f)

----------------
     (a) Addresses are shown only for the beneficial owners of at least five-percent of the Common Stock of the Company.

     (b) Percentages are determined on the basis of 39,417,120 shares of outstanding Common Stock.

     (c) Loma Vista Ltd. is a limited partnership of which Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, is the general partner and through which Mr. Shuster has an interest in shares of the Company's Common Stock. A portion of the shares originally issued to Loma Vista, Ltd. were subsequently distributed to several of its limited partners. All of the shares now owned by Loma Vista, Ltd. are allocated to Mr. Shuster's general partner's interest in such limited partnership.

     (d) Mr. Weisman, a former Director of the Company, holds 545,106 of these shares directly, 86,000 as executor of his father's estate, and a total of 800,151 shares as trustee for his adult sons. As to all of these shares, Mr. Weisman can be said to have sole investment and voting power. The remaining shares are owned by Mr. Weisman's wife, sister and mother and Mr. Weisman disclaims any beneficial ownership thereof.

     (e) 110,302 of these shares are owned by Mr. Cassel directly, and the balance of 169,698 shares are owned of record by members of his immediate family.

     (f) Includes shares owned by Loma Vista, Ltd.


                                    PART IV.

Item 13.  Certain Relationship and Related Transactions.

     The  following  table  outlines   certain   information   with  respect  to
obligations of the Company to its present principal stockholders and their affiliates as of February 28, 1986.

                                                  Accrued
                    Purchase         Loans         for           Total Due
                     AES            to the        Services       February
Obligee             Rights          Company       Rendered       28, 1986
------------------------------------------------------------------------------
Loma Vista, Ltd.    $ 75,833(1)    $304,000 (1)   $   -          $379,833
Ambitex Company      175,000                                      175,000
Abe Lichowsky         40,833                          -            40,833
European
Diamond Trading
Corporation (2)                      20,750                        20,750
Harry Shuster                        84,865           -            84,865
------------------------------------------------------------------------------
                    $291,666       $409,615       $299,547     $1,000,828
                    ========       ========       ========     ==========

     (1) This note is secured by a pledge of all assets of the Company. These notes are presently in default, but payment "thereof has not been demanded by Loma Vista, Ltd. See Note 3 of "Notes to Financial Statements".

     (2) These demand notes are payable to European Diamond Trading Corporation, a corporation controlled by Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company.

     All of the above notes are in default.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

     (1) Financial Statements of the Registrant. set forth under Item 8 are filed as part of this report.

     (2) The Financial Statement Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information is otherwise included.

     (b) Information filed as part of this report from Form 8-K:

     (1) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MEDICAL MONITORS, INC.
                                                    (Registrant)


 Date: March 6, 1998                              /S/ Harry Shuster
                                                  ------------------------------
                                                  By: Harry Shuster
                                                  Its: President, Secretary and
                                                       Chief Financial Officer