Form 10-K/A
period 1986-02-28
MEDICAL MONITORS INC
filed 1998-03-12
CIK 64605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 1986, there were 33,917,120 shares of the Registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant cannot be determined since there has been no active trading market for such Common Stock during the period covered by this report.

                              MEDICAL MONITORS INC.

                                    FORM 10-K/A

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

Name and Address of                Amount and Nature or
Beneficial Owner (a)               Beneficial Ownership          Percentages(b)
--------------------               --------------------          --------------
Loma Vista, Ltd.
c/o Harry Shuster
1900 Westwood Blvd.
Los Angeles, California 90025           3,318,985 (c)                10.21%(c)

Richard Weisman
16200 Ventura Blvd.
Suite 201
Encino, California 91436                2,631,745 (d)                 7.75%(d)

Alvin Cassel                              280,000 (e)                   .8%(e)

All officers and Directors as
A Group (One person)                    3,318,985 (f)                 10.21%(f)

----------------
     (a) Addresses are shown only for the beneficial owners of at least five-percent of the Common Stock of the Company.

     (b) Percentages are determined on the basis of 33,917,120 shares of outstanding Common Stock.

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