Form 10-K
period 1988-02-28
MEDICAL MONITORS INC
filed 1998-03-12
CIK 64605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended: February 28, 1988

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 1988 there were 33,917,120 shares of the Registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant cannot be determined since there has been no active trading market for such Common Stock during the period covered by this report.

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

                                     PART I

Item 1.   The Business

General

     Medical Monitors, Inc. (the "Registrant"), is a corporation organized under Delaware law in February, 1975. The Registrant previously developed an automated electronic blood pressure measuring device that can be used by individuals to measure their own blood pressure without training or assistance. The Registrant has experienced significant operating losses since inception, and at February
28, 1988 had an accumulated deficit of $2,176,044. The Registrant has been without any material funds to develop and expand its business since the Fall of 1981 when management determined that the Registrant should remain in an inactive status pending the development of an improved AES Unit. No such improve of the AES Unit was undertaken by the Registrant and the has been no active business operations. Since that time, Harry Shuster, the sole officer and director of the Registrant has personally financed the maintenance of the Registrant by making non-interest bearing loans to the Registrant. There can be no assurance that Mr. Shuster will be willing or able to continue personally finance the Registrant's operations or maintenance of the Registrant in the future.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended February 28, 1988, through the solicitation of proxies, or otherwise.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock, $.01 par value, or the Company is very thinly traded in over-the-counter market with the bid and ask ranging between $.01 and $.02.

     There were approximately 1,746 holders of record of the Common Stock, $.0l par value, of the Company as of February 28, 1988.

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

     As of February 28, 1988 the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Delaware for failing to file reports, at which point the Company would no longer be a viable corporation under Delaware law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities asked the shares of the Company would become worthless. However, the Company's officers, directors and majority shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                                                                          Page

Balance Sheets - for the Years ended February 28, 1988 and 1987..........  6
Statement of Operations and Accumulated Deficit..........................  7
Statement of Cash Flows..................................................  8
Notes to Financial Statements............................................  9-10

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                MEDICAL MONITORS
                                 BALANCE SHEETS
                           FEBRUARY 28, 1988 AND 1987


                                     ASSETS

                                                1988                1987
                                             (Unaudited)         (Unaudited)
                                             -----------         ------------
CURRENT ASSETS
  Cash                                       $                   $
  Accounts Receivable
  Inventory
                                             -----------         ------------
  TOTAL CURRENT ASSETS                               -                    -
                                             -----------         ------------

PROPERTY AND EQUIPMENT - NET                                              -
                                             -----------         ------------
OTHER ASSETS                                         -                    -

TOTAL OTHER ASSETS                                   -                    -
                                             -----------         -------------
                                             $       -            $        -
                                             ===========         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable (Note 3)                     $   701,281          $   701,281
  Accrued officer's salaries (Note 4)            299,547              299,547
                                             -----------         ------------
  TOTAL CURRENT LIABILITIES                    1,000,828            1,000,828
                                             -----------         ------------

SHAREHOLDERS' DEFICIENCY (Note 5)
  Common stock-authorized 50,000,000 shares,
     $.001 par value; issued & outstanding -
     33,917,120 shares in 1988 and 1987           33,917               33,917
  Additional paid-in capital                   1,141,299            1,141,299
  Accumulated deficit                        ( 2,176,044)         ( 2,176,044)
                                             -----------         ------------

TOTAL SHAREHOLDERS' DEFICIENCY               ( 1,000,828)         ( 1,000,828)
                                             -----------         ------------

                                             $        -          $        -
                                             ============        ============

                 See accompanying Notes to Financial Statements.

                                MEDICAL MONITORS
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                 FOR THE YEARS ENDED FEBRUARY 28, 1988 AND 1987

                                                1988                1987
                                             (Unaudited)         (Unaudited)
                                             -----------         ------------
Revenues                                     $                   $

Cost and expenses
Net income (loss)                                   -                     -
                                             -----------         ------------

Accumulated deficit, beginning of year       (2,176,044)           (2,176,044)
                                             -----------         ------------

Accumulated deficit, end of year             (2,176,044)         $ (2,176,044)
                                             ===========         ============

Net income (loss) per share                  $        -          $         -
                                             ===========         ============

Weighted average number of common
shares outstanding                            33,917,120           33,917,120
                                             ===========         ============


                 See accompanying Notes to Financial Statements.

                                MEDICAL MONITORS
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 1988 AND 1987

                                                1988                1987
                                             (Unaudited)         (Unaudited)
                                             -----------         ------------
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
                                             =============       ============


                 See accompanying Notes to Financial Statements.

                                MEDICAL MONITORS
                          NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 1988 AND 1987
                                   (UNAUDITED)

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

3.   NOTES PAYABLE.

     Notes payable consisted of the following at February 28, 1988 and 1987:

                                                     1988               1987
                                                  -----------        ----------
     Non-interest bearing advances payable
     To H. Shuster                                $  84,865          $  84,865

     Non-interest bearing notes payable
     to Loma Vista, Ltd.                            379,833            379,833

     Non-interest bearing note payable
     to Ambitex Company                             175,000            175,000

     Non-interest bearing note payable
     to Abe Lichowsky                                40,833             40,833

     Non-interest bearing note payable
     to European Diamond trading Corporation         20,750             20,750
                                                  -----------         ---------
                                                  $  701,281          $701,281
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

Item 11.  Management Compensation

Management Compensation

     No officer or Director of the Company either received or had accrued on the books of the Company any remuneration with respect to the fisca1 year ended February 28, 1988.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock, $.01 par value, of the Company, its only outstanding class of voting securities, and as to the beneficial ownership thereof of the Directors of the Company, individually, and all Directors and officers as a group, all as at February 28, 1988.

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

     (f) Includes shares owned by Loma Vista, Ltd.


                                    PART IV.

Item 13.  Certain Relationship and Related Transactions.

     The  following  table  outlines   certain   information   with  respect  to
obligations of the Company to its present principal stockholders and their affiliates as of February 28, 1988.

                                                  Accrued
                    Purchase         Loans         for           Total Due
                     AES            to the        Services       At End of
Obligee             Rights          Company       Rendered        year
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