Form 10KSB40
period 1999-02-28
MEDICAL MONITORS INC
filed 2000-06-02
CIK 64605

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________

                         Commission File Number 0-9798

                            MEDICAL MONITORS, INC.
                (Name of Small Business Issuer in its Charter)

           Delaware                                     95-2930683
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

1990 Westwood Boulevard, 3rd Floor                         90025
    Los Angeles, California                             (Zip Code)
(Address of Principal Executive
 Offices)

Issuer's Telephone Number:  (310)475-5600

Securities Registered Under Section 12(b) of the Exchange Act:  NONE

Securities Registered Under Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]    No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     As of February 28, 1999, there were 50,000,000 shares of the issuer's Common Stock, $.01 par value, outstanding. The aggregate market value of shares of Common Stock held by non-affiliates of the issuer cannot be determined since there has been no active trading market for such Common Stock during the period covered by this report.

                      DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Annual Report on Form
10-KSB.

                                    PART I

Item 1.   Description of Business.

General
-------

     Medical Monitors, Inc. (the "issuer" or the "Company"), is a corporation organized under Delaware law in February, 1975. The issuer previously developed an automated electronic blood pressure measuring device (the "AES Unit") that can be used by individuals to measure their own blood pressure without training or assistance. The issuer has experienced significant operating losses since inception, and at February 28, 1999 had an accumulated deficit of $1,960,211. The issuer has been without any material funds to develop and expand its business since the Fall of 1981 when management determined that the issuer should remain in an inactive status pending the development of an improved AES Unit. No such improvement of the AES Unit was undertaken by the issuer and there have been no active business operations. Since that time, Harry Shuster, the former sole officer and director of the issuer, has personally financed the maintenance of the issuer by making non-interest bearing loans to the issuer. There can be no assurance that Mr. Shuster will be willing or able to continue to personally finance the issuer's operations or maintenance of the issuer in the future.

     At present, the issuer has no active business. The issuer would consider an offer from an existing, privately-held company which is profitable and, in management's view, has growth potential (irrespective of the industry in which it is engaged), to combine with issuer. A combination may be structured as a merger, consolidation, exchange of the issuer's Common Stock for stock or assets or any other form which will result in the combined enterprise being a publicly-held corporation. There are no assurances that management of the issuer will be able to locate a suitable combination partner or that a combination can be structured on terms acceptable to the issuer.

     Pending negotiation and consummation of a combination, the issuer anticipates that it will have limited business activities, will have no significant sources of revenue and will incur no significant expenses or liabilities. If expenses are incurred and funds are necessary the issuer may undertake a private placement of its common stock or borrow the necessary capital from its officers and directors. Should necessary funds be available, the issuer will engage attorneys, accountants and/or other consultants to evaluate and assist in completing a potential combination.

Capital Expenditures
--------------------

     The issuer plans no significant expenditures.

Employees and Recent Events
---------------------------

     The Company currently has one employee, Stanley Shuster, who is the sole officer and director of the Company. The Company is not a party to any collective bargaining agreement. Effective December 15, 1998 Harry Shuster resigned from all of his positions with the Company. Prior to his resignation, Harry Shuster appointed his son, Stanley Shuster, President, Chief Executive Officer, Secretary, Chief Financial Officer and Director. In connection with his resignation, Harry Shuster gifted 17,604,199 shares of common stock of the Company to Stanley Shuster and the [VHOLLANDER] note receivable from the Company to Stanley Shuster.

Item 2.   Description of Property

     The Company owns no real property or other materially important physical facilities. The Company uses offices maintained personally by Stanley Shuster, the sole officer and director of the Company, at no cost to the Company.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The Common Stock, $.01 par value, of the Company (the "Common Stock") is very thinly traded in the over-the-counter market with the bid and ask prices ranging between $.01 and $.02 per share.

     There were approximately 1,631 holders of record of the Common Stock as of February 28, 1999.

     The Company has paid no cash dividends on its Common Stock in the past and does not contemplate paying dividends in the foreseeable future. Future declarations of dividends, if any, will be determined by the Board of Directors in its discretion and will depend upon conditions then existing, including the availability of funds, requirements for working capital expenditures and debt retirement, general business condition and prospects, and other factors. The General Corporation Law of the State of Delaware provides that dividends may be declared and paid only out of surplus, as defined in such statute, or if there is no such surplus, only out of net profits for the fiscal year in which the dividend is paid and/or the preceding fiscal year. The Company has no surplus, as defined in the statute, and has not had any net profits in either of its last two fiscal years. Accordingly, any future dividends can only be declared and paid out of current earnings, if any.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

General
-------

     The Company has experienced severe working capital shortages during most of the period since 1976, primarily because of its prolonged research and development stage and its subsequent inability to obtain delivery of product from its manufacturers. The issuer had been primarily a one product company, engaged in the development of the AES Unit. Since the fall of 1981, the Company has had no active business operations of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

Plan of Operation
-----------------

     As of February 28, 1999, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. The Company's previous sole officer and director and former majority shareholder has made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The loans will be interest free and are intended to be repaid at a future date, or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees. However, if these loans are not made, or payment of presently outstanding obligations is demanded by the creditor, the Company could be unable to file its required reports, which could lead to the Secretary of State of Delaware dissolving the Company. If that should occur, the Company would no longer be a viable corporation under Delaware law and would be unable to function as a legal entity. Furthermore, should management decide not to pursue possible acquisitions, management may abandon all activities of the Company and the shares of the Company would become worthless.

     Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the issuer, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of becoming a reporting company. However, should any of these conditions change, it is very possible that another company would have little or no interest in merging with the Company.

Item 7.   Financial Statements.

                         Index to Financial Statements

                                                                        Page

Report of Independent Auditors........................................... 5
Balance Sheets - for the Years ended February 28, 1999 and 1998.......... 6
Statement of Operations and Accumulated Deficit.......................... 7
Statements of Cash Flows................................................. 8
Notes to Financial Statements............................................ 9-10

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Medical Monitors, Inc.

We have audited the accompanying balance sheets of Medical Monitors, Inc. as of February 28, 1999 and 1998, and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Monitors, Inc. as of February 28, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /s/ HOLLANDER, LUMER & CO. LLP
                                                  ------------------------------
Los Angeles, California                               HOLLANDER, LUMER & CO. LLP
December 29, 1999

                            MEDICAL MONITORS, INC.
                                BALANCE SHEETS
                          FEBRUARY 28, 1999 AND 1998

                                                                           1999              1998
                                                                          ------            ------
          LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Notes payable                                                    $    485,448      $    485,448
     Accrued officer's salaries                                            283,464           283,464
                                                                      ------------      ------------
         TOTAL CURRENT LIABILITIES                                         768,912           768,912
                                                                      ------------      ------------

SHAREHOLDERS' DEFICIENCY
     Common stock-authorized 50,000,000 shares,
         $.001 par value; issued and outstanding-
         50,000,000 shares                                                 50,000            50,000
     Additional paid-in capital                                         1,141,299         1,141,299
     Accumulated deficit                                               (1,960,211)       (1,960,211)
                                                                      -----------       -----------
         TOTAL SHAREHOLDERS' DEFICIENCY                                  (768,912)         (768,912)
                                                                      -----------       -----------
                                                                      $         -       $         -
                                                                      ===========       ===========

                See accompanying Notes to Financial Statements.

                            MEDICAL MONITORS, INC.
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998

                                                                                               1999              1998
                                                                                           -----------       -----------
Sales                                                                                      $         -       $         -
Cost of sales                                                                                        -                 -
                                                                                           -----------       -----------
Gross profit                                                                                         -                 -
General and administrative expenses                                                                  -                 -
                                                                                           -----------       -----------
Income (loss) before income taxes                                                                    -                 -
Income taxes                                                                                         -                 -
                                                                                           -----------       -----------
Net income (loss)                                                                                    -                 -
Accumulated deficit, beginning of year                                                      (1,960,211)       (1,960,211)
                                                                                           -----------       -----------
Accumulated deficit, end of year                                                           $(1,960,211)      $(1,960,211)
                                                                                           ===========       ===========
Net income (loss) per share                                                                $         -       $         -
                                                                                           ===========       ===========
Weighted average number of common shares outstanding                                        50,000,000        50,000,000
                                                                                           ===========       ===========

                See accompanying Notes to Financial Statements.

                            MEDICAL MONITORS, INC.
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998

                                                            1999         1998
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES                     $        -   $        -
CASH FLOWS FROM INVESTING ACTIVITIES                              -            -
CASH FLOWS FROM FINANCING ACTIVITIES                              -            -
                                                         ----------   ----------
NET INCREASE (DECREASE) IN CASH                                   -            -
CASH, BEGINNING OF YEAR                                           -            -
                                                         ----------   ----------
CASH, END OF YEAR                                        $        -   $        -
                                                         ==========   ==========



                See accompanying Notes to Financial Statements.

                            MEDICAL MONITORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          FEBRUARY 28, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Medical Monitors, Inc. (the "Company") was
     -----------------------
     incorporated in Delaware in February 1975. Initially, its purpose was to develop and market blood pressure measuring devices. In April 1980, the Company raised $884,000 from the initial public offering of its common stock. Because the Company was unable to raise additional capital to continue developing and marketing its product, in the fall of 1981, it ceased its operations. In 1986, the Company ceased making the required public filings under the Securities and Exchange Act of 1934, as amended. The Board of Directors of the Company is currently investigating the possibility of a new business direction and searching for viable acquisition or merger candidates that would enable the Company to maximize value to its shareholders.

     Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income taxes - Income taxes are provided using the liability method.
     ------------
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (i.e., temporary differences).

     Earnings (Loss) Per Share - The Company adopted SFAS No. 128 "Earnings per
     -------------------------
     Share" during its fiscal year ended February 28, 1998. SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share. A basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. A diluted earnings per common share includes the diluting effect of stock options and warrants using the treasury stock method. The Company had no income from operations for the fiscal years ended February 28, 1999 and 1998, and, as a result, there are no earnings per share.

2.   GOING CONCERN

     The Company ceased its operations in the fall of 1981. The Company's ability to continue as a going concern will be dependent upon obtaining a viable business through merger or acquisition. There can be no assurance that the Company will be able to find a business to acquire or merge with.

3.   NOTES PAYABLE

     Notes payable as of February 28, 1999 and 1998:

                                                          1999            1998
                                                        --------        --------
      Non-interest bearing advances payable
          to H. Shuster                                 $ 84,865        $ 84,865
      Non-interest bearing notes payable
          to Loma Vista, Ltd.                            379,833         379,833
      Non-interest bearing notes payable
          to European Diamond Trading Corporation         20,750          20,750
                                                        --------        --------
                                                        $485,448        $485,448
                                                        ========        ========
                                       9

     A portion of the notes payable to Loma Vista, Ltd. in the amount of $304,000 is secured by all assets of the Company. Harry Shuster, the former President of the Company, is the sole general partner of Loma Vista, Ltd.

     Harry Shuster is an officer and majority shareholder of European Diamond Trading Corporation.

     All of the above notes are in default.

4.   ACCRUED OFFICER'S SALARIES

     Accrued officer's salaries consisted of amounts due Harry Shuster under his employment agreement, which expired in December 1981.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following table sets forth certain information with respect to the Company's directors and executive officers:

                                        Positions Currently Held
Name                  Age                   With the Company                  Director Since
----                -------   -------------------------------------------    -----------------
Stanley Shuster        37     Director, President, Chief Executive                  1998
                              Officer, Secretary, Chief Financial Officer

     Stanley Shuster has served as a director, Chief Executive Officer, President, Secretary and Chief Financial Officer of Medical Monitors since December 1998. Mr. Shuster has also served as a director, Chief Executive Officer, President, Secretary and Chief Financial Officer of Grand Havana since May 1999, and as Executive Vice President of Grand Havana since June 1995. From March 1991 through February 1994, Mr. Shuster served as Vice President of Artist and Repertoire for J.R.S. Records, an independent record company, with major distribution through BMG.

     Harry Shuster is a founder of the Company and was its Chairman of the Board, President and a Director since its inception in February, 1975 through December 1998. From 1967 until May, 1999, Mr. Shuster was an officer and director of United Leisure Corporation, which develops and licenses proprietary Internet technology and sites on the World Wide Web that incorporate that technology. From 1993 to May, 1999, Mr. Shuster was also an officer and director of Grand Havana Enterprises, Inc., a company engaged in the business of the ownership and operation of private membership restaurants and cigar clubs. Mr. Shuster resigned from his position with the Company on December 15, 1998.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities to file with the Securities Exchange Commission, initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on the fact that the Company has not received copies of such reports or any representations regarding such reports, the Company believes that its officers, directors and 10 percent shareholders have not complied with all Section 16(a) filing requirements for the fiscal year ended February 28, 1999.

     The Company believes that Harry Shuster, the Company's former officer and director, failed to file a Form 4 in connection with his gift of 17,604,199 shares of Common Stock to his son, Stanley Shuster, in December 1998. In addition, the Company believes that Stanley Shuster, the Company's officer and director, failed to file a Form 3 in connection with his receipt of 17,604,199 shares of Common Stock from his father Harry Shuster.

Item 10.  Executive Compensation.

     No officer or Director of the Company either received or had accrued on the books of the Company any remuneration with respect to the fiscal1 year ended February 28, 1999.

     There was no health or life insurance provided to officers or Directors by the Company which discriminates in favor of officers or Directors and which is not available generally to all salaried employees of the Company. The Company has no employee incentive, bonus or benefit plans, profit-sharing plans, retirement plans, deferred compensation plans or similar arrangements. No fees are paid Directors for attendance at meetings of the Board of Directors, although out-of-pocket expenses incurred in connection therewith are reimbursed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to (a) all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock, its only outstanding class of voting securities; (b) the beneficial ownership of the Common Stock by the Directors of the Company, individually; and (c) ownership of the Common Stock by all Directors and officers as a group, all at February 28, 1999.

Name and Address of                Amount and Nature or
Beneficial Owner (a)               Beneficial Ownership     Percentage (b)
--------------------               --------------------     --------------
Stanley Shuster
1990 Westwood Blvd.
Los Angeles, California 90025                17,604,199            35.2%

All officers and Directors as
A Group (One person)                         17,604,199            35.2%

------------------
     (a) Addresses are shown only for the beneficial owners of at least five-percent of the Common Stock.

     (b) Percentages are determined on the basis of 50,000,000 shares of outstanding Common Stock.

Item 12.  Certain Relationships and Related Transactions.

     The following table outlines certain information with respect to obligations of the Company to Harry Shuster, the Company's former officer, director and former principal shareholder and his affiliates as of February 28, 1999.

                                                  Accrued
                       Purchase     Loans         for           Total Due
                       of AES       to the        Services      At End of
Obligee                Rights       Company       Rendered      year
------------------------------------------------------------------------
Loma Vista, Ltd.       $75,833(1)   $304,000 (1)   $   -        $379,833
European
Diamond Trading
Corporation (2)                       20,750                      20,750
Harry Shuster                         84,865        283,464 (3)  368,329
------------------------------------------------------------------------
                       $75,833      $409,615       $283,464     $768,912
                       =======      ========       ========     ========

     (1) This note is secured by a security interest in all of the assets of the Company. These notes are presently in default, but payment has not been demanded by Loma Vista, Ltd. See Note 3 of "Notes to Financial Statements."

     (2) These demand notes are payable to European Diamond Trading Corporation, a corporation controlled by Harry Shuster.

     (3) Consists of amounts due to Harry Shuster under his employment agreement which expired in December 1981. See Note 4 of "Notes to Financial Statements."

     (4) Effective December 15, 1998, Harry Shuster gifted his interest in the salary owed to him under his employment agreement with the Company and in the notes receivable held by Loma Vista, Ltd., and European Trading Corporation to his son, Stanley Shuster.

     All of the above notes are in default.

Item 13.  Exhibits and Reports on Form 8-K.

   (a)  Documents filed as a part of this report:

          (1) Financial Statements of the issuer set forth under Item 8 are filed as part of this report.

          (2) The Financial Statement Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information is otherwise included.

   (b)  Reports on Form 8-K:

          None.


                                  SIGNATURES

   In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2000                   MEDICAL MONITORS, INC.



                                      BY /s/ Stanley Shuster
                                         ---------------------------------------
                                         Stanley Shuster, Chairman of the Board,
                                         President and Chief Executive Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                  Capacity                          Date
       ---------                                  --------                          ----
 /s/ Stanley Shuster           Chairman of the Board,                           June 1, 2000
--------------------------     President and Chief Executive Officer,
     Stanley Shuster           Secretary, Chief Financial Officer
                               (Principal Financial Officer) and Director

                                 EXHIBIT INDEX

(27)  Financial Data Schedule (filed herewith)