Form 10KSB40
period 2000-02-29
MEDICAL MONITORS INC
filed 2000-06-02
CIK 64605

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 29, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to

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

                               Yes [ ]    No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     As of February 29, 2000, there were 50,000,000 shares of the issuer's Common Stock, $.01 par value, outstanding. The aggregate market value of shares of Common Stock held by non-affiliates of the issuer cannot be determined since there has been no active trading market for such Common Stock during the period covered by this report.

                      DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Annual Report on Form 10-
KSB.

                                    PART I
Item 1.  Description of Business.

General
-------

     Medical Monitors, Inc. (the "issuer" or the "Company"), is a corporation organized under Delaware law in February, 1975. The issuer previously developed an automated electronic blood pressure measuring device (the "AES Unit") that can be used by individuals to measure their own blood pressure without training or assistance. The issuer has experienced significant operating losses since inception, and at February 29, 2000 had an accumulated deficit of $1,960,211. The issuer has been without any material funds to develop and expand its business since the Fall of 1981 when management determined that the issuer should remain in an inactive status pending the development of an improved AES Unit. No such improvement of the AES Unit was undertaken by the issuer and there have been no active business operations. Since that time, Harry Shuster, the former sole officer and director of the issuer, has personally financed the maintenance of the issuer by making non-interest bearing loans to the issuer. There can be no assurance that Mr. Shuster will be willing or able to continue to personally finance the issuer's operations or maintenance of the issuer in the future.

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

Employees
---------

     The Company currently has one employee, Stanley Shuster, who is the sole officer and director of the Company. The Company is not a party to any collective bargaining agreement.

Item 2.  Description of Property.

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

     There were approximately 1,631 holders of record of the Common Stock as of February 29, 2000.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation
-----------------

     As of February 29, 2000, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. The Company's previous sole officer and director and its former majority shareholder has made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The loans will be interest free and are intended to be repaid at a future date, or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees. However, if these loans are not made, or payment of presently outstanding obligations is demanded by the creditor, the Company could be unable to file its required reports, which could lead to the Secretary of State of Delaware dissolving the Company. If that should occur, the Company would no longer be a viable corporation under Delaware law and would be unable to function as a legal entity. Furthermore, should management decide not to pursue possible acquisitions, management may abandon all activities of the Company and the shares of the Company would become worthless.

     Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the issuer without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of becoming a reporting company. However, should any of these conditions change, it is very possible that another company would have little or no interest in merging with the Company.

Item 7.  Financial Statements.

                         Index to Financial Statements

                                                                            Page
Report of Independent Auditors............................................. 5
Balance Sheets - for the Years ended February 29, 2000 and 1999............ 6
Statement of Operations and Accumulated Deficit............................ 7
Statements of Cash Flows................................................... 8
Notes to Financial Statements.............................................. 9-10

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Medical Monitors, Inc.

We have audited the accompanying balance sheets of Medical Monitors, Inc. as of February 28, 1999 and February 29, 2000, and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Monitors, Inc. as of February 28, 1999 and February 29, 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              /s/ HOLLANDER, LUMER & CO. LLP
                                              --------------------------------
                                              HOLLANDER, LUMER & CO. LLP

Los Angeles, California
April 21, 2000

                            MEDICAL MONITORS, INC.
                                BALANCE SHEETS
                    FEBRUARY 28, 1999 AND FEBRUARY 29, 2000

                                                                                                1999                   2000
                                                                                            -----------            -----------
                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Notes payable                                                                          $   485,448            $   485,448
     Accrued  officer's salaries                                                                283,464                283,464
                                                                                            -----------            -----------
         TOTAL CURRENT LIABILITIES                                                              768,912                768,912
                                                                                            -----------            -----------

SHAREHOLDERS' DEFICIENCY
     Common stock-authorized 50,000,000 shares,
         $.001 par value; issued and outstanding-
         50,000,000 shares                                                                       50,000                 50,000
     Additional  paid-in capital                                                              1,141,299              1,141,299
     Accumulated deficit                                                                     (1,960,211)            (1,960,211)
                                                                                            -----------            -----------
         TOTAL SHAREHOLDERS' DEFICIENCY                                                        (768,912)              (768,912)
                                                                                            -----------            -----------
                                                                                            $         -            $         -
                                                                                            ===========            ===========

                See accompanying Notes to Financial Statements.

                            MEDICAL MONITORS, INC.
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
          FOR THE YEARS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000

                                                                                         1999                  2000
                                                                                      -----------           -----------
Sales                                                                                 $         -           $         -

Cost of sales                                                                                   -                     -
                                                                                      -----------           -----------

Gross profit                                                                                    -                     -

General and administrative expenses                                                             -                     -
                                                                                      -----------           -----------

Income (loss) before income taxes                                                               -                     -

Income taxes                                                                                    -                     -
                                                                                      -----------           -----------

Net income (loss)                                                                               -                     -

Accumulated deficit, beginning of year                                                 (1,960,211)           (1,960,211)
                                                                                      -----------           -----------

Accumulated deficit, end of year                                                      $(1,960,211)          $(1,960,211)
                                                                                      ===========           ===========

Net income (loss) per share                                                           $         -           $         -
                                                                                      ===========           ===========

Weighted average number of common shares
     outstanding                                                                       50,000,000            50,000,000
                                                                                       ==========            ==========

                See accompanying Notes to Financial Statements.

                            MEDICAL MONITORS, INC.
                           STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000

                                                                        1999                   2000
                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                 $         -            $         -

CASH FLOWS FROM INVESTING ACTIVITIES                                           -                      -

CASH FLOWS FROM FINANCING ACTIVITIES                                           -                      -
                                                                    ------------           ------------

NET INCREASE (DECREASE) IN CASH                                                -                      -

CASH, BEGINNING OF YEAR                                                        -                      -
                                                                    ------------           ------------

CASH, END OF YEAR                                                    $         -            $         -
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

     Earnings (Loss) Per Share -A basic earnings per common share is computed by
     -------------------------
     dividing income available to common shareholders by the weighted average number of common shares outstanding. A diluted earnings per common share includes the diluting effect of stock options and warrants using the treasury stock method. The Company had no income from operations for the fiscal years ended February 28, 1999 and February 29, 2000, and, as a result, there are no earnings per share.

2.   GOING CONCERN

     The Company ceased its operations in the fall of 1981. The Company's ability to continue as a going concern will be dependent upon obtaining a viable business through merger or acquisition. There can be no assurance that the Company will be able to find a business to acquire or merge with.

3.   NOTES PAYABLE

     Notes payable as of February 28, 1999 and February 29, 2000:

                                                          1999               2000
                                                        --------           --------
Non-interest bearing advances payable
  to H. Shuster                                         $ 84,865             84,865
Non-interest bearing notes payable
  to Loma Vista, Ltd.                                    379,833            379,833
Non-interest bearing notes payable
  to European Diamond Trading Corporation                 20,750             20,750
                                                        --------           --------
                                                        $485,448           $485,448
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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following table sets forth certain information with respect to the Company's directors and executive officers:

                                                 Positions Currently Held
Name                           Age                   With the Company                  Director Since
----                           ---     -------------------------------------------     --------------
Stanley Shuster                 39     Director, President, Chief Executive                 1998
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

     To the Company's knowledge, based solely on the fact that the Company has not received copies of such reports or any representations regarding such reports, the Company believes that its officers, directors and 10 percent shareholders have not complied with all Section 16(a) filing requirements for the fiscal year ended February 28, 2000.

     The Company believes that Stanley Shuster, the Company's officer and director, failed to file a Form 5 in connection with his ownership of shares of Common Stock.

Item 10.  Executive Compensation.

     No officer or Director of the Company either received or had accrued on the books of the Company any remuneration with respect to the fisca1 year ended February 29, 2000.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to (a) all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock, its only outstanding class of voting securities; (b) the beneficial ownership of the Common Stock by the Directors of the Company, individually; and (c) ownership of the Common Stock by all Directors and officers as a group, all at February 29, 2000.

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

Item 12.  Certain Relationships and Related Transactions.

     The following table outlines certain information with respect to obligations of the Company to Harry Shuster, the Company's former officer, director and former principal shareholder and his affiliates as of February 29, 2000.

                                                    Accrued
                       Purchase      Loans          for           Total Due
                       of AES        to the         Services      At End of
Obligee                Rights        Company        Rendered      year
--------------------------------------------------------------------------
Loma Vista, Ltd.       $75,833(1)    $304,000(1)    $     -       $379,833
European
Diamond Trading
Corporation (2)                        20,750                       20,750
Harry Shuster                          84,865        283,464(3)    368,329
--------------------------------------------------------------------------
                       $75,833       $409,615       $283,464      $768,912
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

     (4) Effective December 15, 1998, Harry Shuster gifted his interest in the salary owed to him under his employment agreement with the Company and in the notes receivable held by Loma Vista, Ltd. and European Trading Corporation to his son, Stanley Shuster.

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

     (b) Reports on Form 8-K.

          None

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2000                   MEDICAL MONITORS, INC.


                                     BY  /s/ Stanley Shuster
                                         ---------------------------------------
                                         Stanley Shuster, Chairman of the Board,
                                         President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Capacity                              Date
         ---------                            --------                              ----
/s/ Stanley Shuster
--------------------------   Chairman of the Board,                              June 1, 2000
Stanley Shuster              President and Chief Executive Officer,
                             Secretary, Chief Financial Officer
                             (Principal Financial Officer) and Director

                                 EXHIBIT INDEX

(27)      Financial Data Schedule (filed herewith)