Form 10QSB
period 2000-05-31
WORLD COLLECTIBLES INC
filed 2000-08-23
CIK 64605

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended May 31, 2000

                                   or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _______________  .

                         Commission File Number 0-9798

         World Collectibles, Inc. (formerly known as Medical Monitors, Inc.)
                 (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   95-2930683
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


5720 S. Arville, Suite 106
Las Vegas, Nevada                                          89118
(Address of Principal Executive Offices)                 (Zip Code)


                                (702) 310-6676
             (Registrant's Telephone Number, Including Area Code)

    Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [ ]       NO [X]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                 Outstanding as of August  21, 2000
--------------------                        ----------------------------------
Common Stock, par                                    8,820,370 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                          YES [ ]       NO [X]

PART I: FINANCIAL INFORMATION

ITEM 1 -FINANCIAL STATEMENTS


                            MEDICAL MONITORS, INC.
                           CONDENSED BALANCE SHEETS



                                                                                May 31,             February 29,
                                                                                 2000                   2000
                                                                            ---------------        --------------
                                                                              (unaudited)
      LIABILITIES AND SHAREHOLDER'S DEFICIENCY
CURRENT LIABILITIES
  Notes payable                                                                 $   485,448          $    485,448
  Accrued officer's salaries                                                        283,464               283,464
                                                                            ---------------        --------------
     TOTAL CURRENT LIABILITIES                                                      768,912               768,912
                                                                            ---------------        --------------

SHAREHOLDERS' DEFICIENCY
  Common stock-authorized 50,000,000 shares,
    $.01 par value; issued and outstanding-
    50,000,000 shares                                                               500,000               500,000
  Additional paid-in capital                                                        691,299               691,299
  Accumulated deficit                                                            (1,960,211)           (1,960,211)
                                                                            ---------------        --------------
     TOTAL SHAREHOLDERS' DEFICIENCY                                                (768,912)             (768,912)
                                                                            ---------------        --------------
                                                                                $       -            $        -
                                                                            ===============        ==============


           See accompanying Notes to Condensed Financial Statements

                            MEDICAL MONITORS, INC.
          CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                                           Three Months Ended
                                                                                       May 31,               May 31,
                                                                                        2000                  1999
                                                                                  ---------------        --------------
                                                                                    (unaudited)           (unaudited)
Sales                                                                                 $       -           $         -

Cost of sales                                                                                 -                     -
                                                                                   --------------        --------------

Gross profit                                                                                  -                     -

General and administrative expenses                                                           -                     -
                                                                                   --------------        --------------

Income (loss) before income taxes                                                             -                     -

Income taxes                                                                                  -                     -
                                                                                   --------------        --------------

Net income (loss)                                                                             -                     -

Accumulated deficit, beginning of year                                                 (1,960,211)           (1,960,211)
                                                                                   --------------        --------------

Accumulated deficit, end of year                                                      $(1,960,211)          $(1,960,211)
                                                                                   ==============        ==============

Net income (loss) per share                                                           $       -             $       -
                                                                                   ==============        ==============

Weighted average number of common shares
     outstanding                                                                       50,000,000            50,000,000
                                                                                   ==============        ==============

           See accompanying Notes to Condensed Financial Statements

                            MEDICAL MONITORS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                            May 31,                 May 31,
                                                                             2000                    1999
                                                                        ---------------         ---------------
                                                                          (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                        $   -                   $   -

CASH FLOWS FROM INVESTING ACTIVITIES                                            -                       -

CASH FLOWS FROM FINANCING ACTIVITIES                                            -                       -
                                                                        ---------------         ---------------

NET INCREASE (DECREASE) IN CASH                                                 -                       -

CASH, BEGINNING OF YEAR                                                         -                       -
                                                                        ---------------         ---------------

CASH, END OF YEAR                                                           $   -                   $   -
                                                                        ===============         ===============

           See accompanying Notes to Condensed Financial Statements

                            MEDICAL MONITORS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by Medical Monitors, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations and accumulated deficit for the three months ended May 31, 2000 and 1999, (b) the financial position at May 31, 2000 and February 29, 2000 and (c) the cash flows for the three months ended May 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The balance sheet presented as of February 29, 2000 has been derived from the financial statements that have been audited by the Company's independent auditors. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.   GOING CONCERN

     The Company ceased its operations in the fall of 1981. The Company's ability to continue as a going concern will be dependent upon obtaining a viable business through merger or acquisition.

3.   MERGER AGREEMENT

     On May 17, 2000, World Collectibles, Inc., formerly known as Medical Monitors, Inc. (the "Company"), World Collectibles Holdings, Inc. ("WCID"), and World Collectibles, Inc., a Nevada corporation ("WCIN") entered into a Merger Agreement and Plan of Reorganization ("Merger Agreement") pursuant to which WCIN would merge with and into WCID (the "Merger"). Pursuant to the Merger Agreement, shareholders of WCIN would exchange their shares for shares of common stock of the Company.

4.   SUBSEQUENT EVENTS

     Under the Merger Agreement, the Company issued 1,000,000 shares of the Company's common stock to Stanley Shuster, a former officer and director, and 1,000,000 shares of the Company's common stock to Brian Shuster, Stanley Shuster's brother, in consideration for the cancellation of any and all debt owing by the Company to the Harry Shuster, a former officer and director.

     In July 2000, WCIN shareholders converted their shares into shares of common stock of the Company at the ratio of 100 shares of common stock of the Company for each one share of WCIN. Following the conversion of shares by WCIN shareholders, shareholders of WCIN owned approximately 73% of the outstanding shares of common stock of the Company and shareholders of Medical Monitors before the Merger owned approximately 4.2%.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The Company has experienced severe working capital shortages during most of the period since 1976, primarily because of its prolonged research and development stage and its subsequent inability to obtain delivery of product from its manufacturers. The issuer had been primarily a one product company. Since the fall of 1981, the Company has had no active business operations of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

Plan of Operation

     As of May 31, 2000, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. The Company's previous sole officer and director and its former majority shareholder has made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The loans will be interest free and are intended to be repaid at a future date, or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees. However, if these loans are not made, or payment of presently outstanding obligations is demanded by the creditor, the Company could be unable to file its required reports, which could cause the State of Delaware to revoke the Company's charter. If the Company's charter is revoked, the Company would no longer be a viable corporation under Delaware law and would be unable to function as a legal entity. Furthermore, should management decide not to pursue possible acquisitions, management may abandon all activities of the Company and the shares of the Company would lose any value. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the issuer without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of becoming a reporting company. However, should any of these conditions change, it is very possible that another company would have little or no interest in merging with the Company.


RECENT DEVELOPMENTS

     On May 17, 2000, World Collectibles, Inc., formerly known as Medical Monitors, Inc. (the "Company"), World Collectibles Holdings, Inc. ("WCID"), and World Collectibles, Inc., a Nevada corporation ("WCIN") entered into a Merger Agreement and Plan of Reorganization ("Merger Agreement") pursuant to which WCIN would merge with and into WCID (the "Merger"). Pursuant to the Merger Agreement, shareholders of WCIN would exchange their shares for shares of common stock of the Company.

     In July 2000, WCIN shareholders converted their shares into shares of common stock of the Company at the ratio of 100 shares of common stock of the Company for each one share of WCIN. Following the conversion of shares by WCIN shareholders, shareholders of WCIN owned approximately 73% of the outstanding shares of common stock of the Company and shareholders of Medical Monitors before the Merger owned approximately 4.2%.

PART II: OTHER INFORMATION

ITEM 1 -LEGAL PROCEEDINGS

Not applicable.

ITEM 2 -CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 -DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 -OTHER INFORMATION

None.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

27 Financial Data Schedule

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    /s/ BRAD SMITH
August 22, 2000                     --------------------------
                                     Brad Smith, President and
                                      Chief Executive Officer