Form 10QSB
period 2000-08-31
DESIGNER & DECORATOR HOUSE0 INC
filed 2001-01-10
CIK 64605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended:             August 31, 2000
                                     -----------------------------------------

                                      OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from: ____________________ to _________________


Commission file number:   0-9798
                          -----------------------------------------------------

                       DESIGNER & DECORATOR HOUSE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                    95-2930683
-------------------------------------          ---------------------------------
     (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                          No.)


5720 S. Arville, Suite 106, Las Vegas, Nevada                          89118
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


(702) 320-9610
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Formerly World Collectibles, Inc.
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO ___
    ---

               Applicable only to issuers involved in bankruptcy
                  proceeding during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES  X     NO ___
    ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   8,870,370 shares of Common Stock, $0.01 par value, as of January 5, 2001

     Transitional Small Business Disclosure Format (check one):

YES ___  NO  X
            ---

               DESIGNER & DECORATOR HOUSE, INC. AND SUBSIDIARIES

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               DESIGNER & DECORATOR HOUSE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          AUGUST 31, 2000 (unaudited)


ASSETS

CURRENT ASSETS
Inventory                                                          $   290,258
Advance to employee                                                      6,500
                                                                   -----------
TOTAL CURRENT ASSETS                                                   296,758
PROPERTY AND EQUIPMENT, net                                             26,996
                                                                   -----------
TOTAL ASSETS                                                       $   323,754
                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                                     $    26,800
Accounts payable and accrued expenses                                  172,172
Note payable                                                            90,000
Income taxes payable                                                     5,067
                                                                   -----------
TOTAL LIABILITIES                                                      294,039
                                                                   -----------
SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; authorized - 50,000,000 shares,
issued and outstanding - 8,820,370 shares                                8,820
Additional paid in capital                                           1,952,391
Accumulated deficit                                                 (1,931,496)
                                                                   -----------
TOTAL SHAREHOLDERS' EQUITY                                              29,715
                                                                   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   323,754
                                                                   ===========

                See accompanying Notes to Financial Statements.

              DESIGNER & DECORATOR HOUSE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)


                                                                   Six Months
                                                                      Ended           Three Months Ended
                                                                 August 31, 2000        August 31, 2000
                                                                 ---------------      ------------------
SALES                                                              $1,233,728              $  636,281
COST OF GOODS SOLD                                                    678,304                 348,513
                                                                   ----------              ----------
GROSS PROFIT                                                          555,424                 287,768
                                                                   ----------              ----------

COSTS AND EXPENSES
Operating expenses                                                    138,974                  90,944
Selling, general and administrative                                   374,607                 184,616
Depreciation                                                            3,561                   2,061
Interest expense                                                        4,500                   1,875
                                                                   ----------              ----------
TOTAL EXPENSES                                                        521,642                 279,496
                                                                   ----------              ----------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                           33,782                   8,272
PROVISION FOR INCOME TAXES                                              5,067                     243
                                                                   ----------              ----------
NET INCOME                                                         $   28,715              $    8,029
                                                                   ==========              ==========


WEIGHED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 8,820,370               8,820,370
                                                                   ==========              ==========
BASIC AND DILUTED EARNINGS PER SHARE                               $    0.003              $    0.001
                                                                   ==========              ==========

                See accompanying Notes to Financial Statements.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR PERIOD FEBRUARY 28, 2000 TO AUGUST 31, 2000 (unaudited)


                                                     Common Stock                 Additional         Retained
                                              Shares              Amount        Paid in Capital       Earnings         Total
                                              ----------     ------------   ----------------------------------    ----------
        Balance, February 28, 2000            50,000,000     $    50,000          $1,141,299      $(1,962,221)    $(768,912)

Reverse stock split                              370,370         (49,630)             49,630       (1,960,211)            0

Issuance of 6,450,000 shares in
exchange for 64,500 shares of WCIN             6,450,000           6,450              (7,450)                        (1,000)

Issuance of 2,000,000 shares to cancel debt    2,000,000           2,000             485,448                        487,448
due to a former officer and shareholder

Forgiveness of accrued salaries
due to a former officer and shareholder                                              283,464                        283,464

Net income                                                                                             28,715        28,715
                                              ----------     ------------         -----------     ------------    ----------
Balance, August 31, 2000                       8,820,370     $(1,931,496)         $1,952,391      $(1,931,496)    $  29,715
                                              ==========     ============         ===========     ============    ==========

                See accompanying Notes to Financial Statements.

               DESIGNER & DECORATOR HOUSE, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                         Six Months
                                                                                        Ended August
                                                                                          31, 2000
                                                                                        ------------
                                                                                         (unaudited)
                 CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $  28,715
Adjustments:
Depreciation                                                                                  3,561
Changes in operating assets and liabilities:
Inventory                                                                                  (290,258)
Accounts payable and accrued expenses                                                       172,172
Income taxes payable                                                                          5,067
                                                                                          ----------
NET CASH USED IN OPERATING ACTIVITIES                                                       (80,743)
                                                                                          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                          (30,557)
Advance to employee                                                                          (6,500)
                                                                                          ----------
NET CASH USED IN INVESTING ACTIVITIES                                                       (37,057)
                                                                                          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable                                                                                 90,000
Proceeds from sale of common stock                                                            1,000
                                                                                          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    91,000
                                                                                          ----------

NET INCREASE IN CASH                                                                        (26,800)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                                                  0
                                                                                          ----------
CASH AND CASH EQUIVALENTS, END OF THE YEAR                                                $ (26,800)
                                                                                          ==========
NON-CASH TRANSACTIONS

Issuance of 2,000,000 shares of common stock
to cancel debt due to a former officer and shareholder                                    $ 485,448
                                                                                          ==========
Forgiveness of accrued salaries due to a former officer and shareholder                   $ 283,464
                                                                                          ==========


                See accompanying Notes to Financial Statements.

NOTE 1 - BASIS OF PRESENTATION

  The interim consolidated financial statements presented have been prepared by Designer & Decorator House, Inc., formerly World Collectibles, Inc. (the "Company"), without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations and shareholders' equity for the six and three months ended August 31, 2000; (b) the financial position at August 31, 2000; and (c) the cash flows for the six months ended August 31, 2000. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the period ended July 31, 2000 in the Company's Form 8-K/A.

In July 2000, pursuant to the terms of a Merger Agreement and Plan of Reorganization ("Merger Agreement"), World Collectibles, Inc., a Nevada corporation ("WCIN"), merged (the "Merger") with and into World Collectibles Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, shareholders of WCIN exchanged their shares for shares of common stock of the Company at the rate of 100 shares of common stock of the Company for each one share of WCIN.

  For accounting purposes, the Merger has been treated as an acquisition of the Company by WCIN. The historical financial statements of the Company prior to the acquisition are those of WCIN even though they are labeled as those of the Company. The Company did not have significant operations before the Merger, which, for financial statement purposes, was effective March 1,2000. The historical shareholders' equity (deficiency) of the Company prior to the merger was eliminated against its additional paid-in capital. Accumulated earnings of WCIN was carried forward after the acquisition. Operations prior to the Merger are those of Medical Monitors, Inc. and operations subsequent to the Merger are those of WCIN and, therefore, for quarterly filing purposes, the information contained in this 10-Q cannot be compared to those in the Company's Form 10-K.

NOTE 2 - SHAREHOLDERS' EQUITY

  In connection with the Merger (a) a reverse stock split was effected whereby each issued and outstanding share of common stock of the Company, par value $0.01 per share, was reclassified and changed into 0.007407407 shares, (b) the stockholders of WCIN exchanged their stock in WCIN for 6,450,000 shares of common stock of the Company, and (c) the Company issued 1,000,000 shares of the Company's common stock each to Stanley Shuster and Brian Shuster in consideration for the cancellation of any and all debt owed by the Company to their father, Harry Shuster, a former officer and director of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this quarterly report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to Condensed Consolidated Financial Statements, constitute "forward-looking statements." Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these and other forward-looking statements contained herein. Factors that might cause such a difference include, but are not limited to, dependence on existing and future customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of quarterly operating results, the Company's expansion and development of new marketing and other business development initiatives, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the skills and experience necessary to continue and expand the business, the potential liability with respect to actions taken by its existing and past employees, other risks described herein, the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000, as amended, and the Company's other Securities and Exchange Commission filings.

Overview

     The Company markets high quality home and office furnishings and decorator items to wholesale customers and the general public. Sales are made from the Company's 6,000 square foot showroom/warehouse located in Las Vegas, Nevada, and also through "No Minimum Bid" auctions held at various high end hotel sites currently in the states of California, Colorado and Nevada. Auction frequencies are from 1 to 4 times a month. Inventory is obtained from importers and domestic manufacturers and distributors. The Company's inventory typically includes hand carved furniture, hand painted vases, original oil paintings, Tiffany style lamps, hand made rugs, lithographs and serigraphs from internationally recognized artists. Other inventory items include bronze statues and sculptures, some of which are life size pieces such as elk, deer, dolphins, giraffes, roman statues and fountains, in some cases weighing up to 2,000 pounds. Sales prices of items sold range from under $100 to over $10,000.

     The Company generally derives its revenues from two sources: auction sales and showroom sales. Auction sales typically account for over 90% of the Company's revenues. The Company sales are dependent on the number of auctions held each month, the month of the year, and on the locations where the auctions are held.

     In August 2000, the Company leased a 5,500 square foot showroom/warehouse in Scottsdale, Arizona. It is anticipated that improvements will be completed by the end of January 2001. The Arizona showroom/warehouse will substantially duplicate the operations of the Las

Vegas facility. In addition to showroom sales, the Company plans to conduct auctions in Arizona and New Mexico from the new location.

Plan of Operations

     During the 2001 calendar year, the Company plans to open additional Company operated showroom/warehouses in Denver, Colorado, and in the Orange County and San Francisco Bay areas of California. The expansions would generally duplicate the Company's Scottsdale and Las Vegas operations. In addition, through a wholly owned subsidiary, Designer and Decorator House Franchise, Inc., the Company is preparing to sell and support a franchise operation for areas throughout the United States which are considered to be too remote to be operated from the Company's Las Vegas headquarters. Franchise sales are currently anticipated to commence during the 2001 calendar year.

     The initial cost of opening a new showroom/warehouse site is approximately $50,000. In addition, management of the Company believes that each showroom/warehouse site requires between $150,00 and $200,000 of inventory to conduct successful auction operations. The Company has extensive contacts with suppliers, both offshore and domestic, from which the Company acquires its inventory. With its expanded options, the Company anticipates being able to purchase inventory in container load quantities at a substantial cost savings.

     Management of the Company believes the Company can finance its current operations from cash flow from operations. In order to implement the Company's expansion plans and achieve projected cost savings on inventory purchases, the Company may raise additional funds through a sale of equity. However, there is no assurance that the Company's efforts to raise additional funds through the sale of equity will be successful, in which case the Company would be required to seek another source for expansion capital.

     The Company currently has a staff of seven full time employees. The Company anticipates adding twenty additional full time employees during the 2001 calendar year in connection with its expansion plans.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

       In July 2000, pursuant to the terms of a Merger Agreement and Plan of Reorganization ("Merger Agreement"), World Collectibles, Inc., a Nevada corporation (WCIN"), merged (the "Merger") with and into World Collectibles Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company (WCID"). In connection with the Merger, the Company's name was changed from Medical Monitors, Inc. to World Collectibles, Inc., and a reverse stock split was effected whereby each issued and outstanding share of common stock of the Company, par value $0.01 per share, was reclassified and changed into
0.007407407 shares.

       In connection with the Merger, the stockholders of WCIN exchanged their stock in WCIN for 6,450,000 shares of common stock of the Company and the Company issued 1,000,000 shares of the Company's common stock each to Stanley Shuster and Brian Shuster in consideration for the cancellation of any and all debt owed by the Company to their father, Harry Shuster, a former officer and director of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         Not applicable.

ITEM 5.  OTHER INFORMATION

       In November 2000, the Company's name was changed to Designer & Decorator House, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                          (a)  Exhibits

Exhibit No.    Description
-----------    -----------

  27.01        Financial Data Schedule

                    (b)  Reports on Form 8-K

     On August 7, 2000, a Form 8-K was filed with the Securities and Exchange Commission documenting the Merger. Financial statements were filed on Form 8-K/A on November 13, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DESIGNER & DECORATOR HOUSE, INC.


Date:  January 9/th/, 2001              By: /s/ Brad Smith
               -----                       ------------------------------------
                                           Brad Smith, President and Chief
                                             Executive Officer
                                             (Duly Authorized Officer)



Date:  January 9/th/, 2001              By: /s/ Susan Shuey
               ----                        ------------------------------------
                                           Susan Shuey, Chief Financial Officer
                                             and Secretary
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number     Description                                           Page
-------

27.01      Financial Data Schedule                                13