Form 10QSB
period 2000-11-30
DESIGNER & DECORATOR HOUSE0 INC
filed 2001-01-23
CIK 64605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended:             November 30, 2000
                                     -----------------------------------------

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

YES  X     NO ___
    ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   8,870,370 shares of Common Stock, $0.01 par value, as of January 5, 2001

     Transitional Small Business Disclosure Format (check one):

YES ___  NO  X
            ---

                DESIGNER & DECORATOR HOUSE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      November 30,
                                                                          2000
                                                                    ----------------
                                                                      (unaudited)
                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $ 64,393
Inventory                                                                214,197
Advance to employee                                                        6,300
                                                                        --------
TOTAL CURRENT ASSETS                                                     284,890
PROPERTY AND EQUIPMENT, net                                               24,842
                                                                        --------
                                                                        $309,732
                                                                        ========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                   $238,623
Note payable                                                              90,000
                                                                        --------
TOTAL LIABILITIES                                                        328,623
                                                                        --------
SHAREHOLDERS' DEFICIENCY
Common stock, $0.001 par value; authorized - 50,000,000 shares
issued and outstanding - 8,870,370 shares                                  8,820
Additional paid-in capital                                                (7,820)
Accumulated deficit                                                      (19,891)
                                                                        --------
TOTAL SHAREHOLDERS' DEFICIENCY                                           (18,891)
                                                                        --------
                                                                        $309,732
                                                                        ========


      See accompanying Notes to Condensed Consolidated Financial Statements

                DESIGNER & DECORATOR HOUSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Nine Months    Three Months
                                                         Ended           Ended
                                                      November 30,    November 30,
                                                         2000            2000
                                                      ------------    ------------
                                                      (unaudited)    (unaudited)

SALES                                                 $ 2,164,496    $   930,768
COST OF GOODS SOLD                                      1,183,427        505,123
                                                      -----------    -----------
GROSS PROFIT                                              981,069        425,645
                                                      -----------    -----------

COSTS AND EXPENSES
Operating expenses                                        332,260        193,286
Selling, general and administrative                       658,773        284,166
Depreciation                                                6,176          2,615
Interest expense (income)                                   3,751           (749)
                                                      -----------    -----------
TOTAL EXPENSES                                          1,000,960        479,318
                                                      -----------    -----------
NET INCOME BEFORE PROVISION FOR INCOME TAXES              (19,891)       (53,673)
                                                      -----------    -----------
NET LOSS                                              $   (19,891)   $   (53,673)
                                                      ===========    ===========
WEIGHED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     8,820,370      8,820,370
                                                      ===========    ===========
BASIC AND DILUTED LOSS PER SHARE                           (0.002)        (0.006)
                                                      ===========    ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                DESIGNER & DECORATOR HOUSE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                  FOR PERIOD MARCH 1, 2000 TO NOVEMBER 30, 2000



                                                               Common Stock          Additional      Accumulated
                                                            Shares         Amount   Paid in Capital    Deficit         Total
                                                         ----------        ------   ---------------    -------         -----
Balance, March 1, 2000                                   50,000,000    $    50,000   $ 1,141,299    $(1,960,211)   $  (768,912)
Reverse stock split                                     (49,629,630)       (49,630)       49,630                             0
Elimination of
predecessor's accumulated deficit                                                     (1,960,211)     1,960,211              0
Forgiveness of accrued salaries
due to a former offcer and shareholder                                                   283,464                       283,464
Issuance of 6,450,000 shares in
exchange for 64,500 shares of WCIN                        6,450,000          6,450        (5,450)                        1,000
Issuance of 2,000,000 shares to cancel debt
due to a former officer and shareholder                   2,000,000          2,000       483,448                       485,448
                                                                                                        (19,891)       (19,891)
                                                        -----------    -----------   -----------    -----------    -----------
Balance, November 30, 2000 (unaudited)                    8,820,370    $     8,820   $    (7,820)   $   (19,891)   $   (18,891)
                                                        ===========    ===========   ===========    ===========    ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

               DESIGNER & DECORATOR HOUSE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              Nine Months
                                                                                 Ended
                                                                              November 30,
                                                                                  2000
                                                                              ------------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $ (19,891)
Adjustments:
Depreciation                                                                        6,176
Changes in operating assets and liabilities:
Inventory                                                                        (214,197)
Accounts payable and accrued expenses                                             238,623
                                                                                ---------
NET CASH USED IN OPERATING ACTIVITIES                                              10,711
                                                                                ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (31,018)
Advance to employee                                                                (6,300)
                                                                                ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (37,318)
                                                                                ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Note payable                                                                       90,000
Proceeds from sale of common stock                                                  1,000
                                                                                ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          91,000
                                                                                ---------
NET INCREASE IN CASH                                                               64,393
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                                        0
                                                                                ---------
CASH AND CASH EQUIVALENTS, END OF THE YEAR                                      $  64,393
                                                                                =========
NON-CASH TRANSACTIONS
Issuance of 2,000,000 shares of common stock
to cancel debt due to a former officer and shareholder                          $ 485,448
                                                                                =========
Forgiveness of accrued salaries due to a former officer and shareholder         $ 283,464
                                                                                =========


      See accompanying Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by Designer & Decorator House, Inc. (formerly World Collectibles, Inc. or the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the financial position at November 30, 2000, (b) the results of operations for the nine and three months ended November 30, 2000, (c) shareholders' deficiency for the nine months ended November 30, 2000, and
     (c) the cash flows for the nine months ended November 30, 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for period ended July 31, 2000 in the Company's Form 8-K/A.

     In July 2000, pursuant to the terms of a Merger Agreement and Plan of Reorganization ("Merger Agreement"), Designer & Decorator House, Inc., a Nevada corporation (formerly World Collectibles, Inc. or "WCIN"), merged (the "Merger") with and into World Collectibles Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, shareholders of WCIN exchanged their shares for shares of common stock of the Company at the rate of 100 shares of common stock of the Company for each one share of WCIN.

     For accounting purposes, the Merger has been treated as an acquisition of the Company by WCIN. The historical financial statements of the Company prior to the acquisition are those of WCIN even though they are labeled as those of the Company. The Company did not have significant operations before the Merger, which, for financial statement purposes, was effective March 1, 2000. The historical shareholders' equity (deficiency) of the Company prior to the merger was eliminated against its additional paid-in capital. Accumulated earnings of WCIN was carried forward after the acquisition. Operations prior to the Merger are those of Medical Monitors, Inc. and operations subsequent to the Merger are those of WCIN and, therefore, for quarterly filing purposes, the information contained in this 10-Q cannot be compared to those in the Company's Form 10-K.

2.   SHAREHOLDERS' EQUITY

     In July 2000, pursuant to the terms of a Merger Agreement and Plan of Reorganization ("Merger Agreement"), Designer & Decorator House, Inc., a Nevada corporation (formerly World Collectibles, Inc. or "WCIN"), merged (the "Merger") with and into World Collectibles Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company. In connection with the Merger, the Company's name was changed from Medical Monitors, Inc. to World Collectibles, Inc. and then to Designer & Decorator House, Inc. and a reverse stock split was effected whereby each issued and outstanding share of common stock of the Company, par value $0.001 per share, was reclassified and changed into 0.007407407 shares.

     In connection with the Merger, the shareholders of WCIN exchanged their shares in WCIN for 6,450,000 shares of common stock of the Company and the Company issued 1,000,000 shares of the Company's common stock each to Stanley Shuster and Brian Shuster in consideration for the cancellation of any and all debt owed by the Company to their father, Harry Shuster, a former officer and director of the Company.

3.   SUBSEQUENT EVENTS

     In December 2000, the Company issued 35,000 shares as compensation for professional services rendered and 15,000 shares for the purchase of inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this quarterly report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Condensed Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of quarterly operating results, the Company's expansion and development of new marketing and other business development initiatives, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the skills and experience necessary to continue and expand the business, the potential liability with respect to actions taken by its existing and past employees, other risks described herein, the Company's Annual Report on Form 10-KSB, as amended, and the Company's other Securities and Exchange Commission filings.

Overview

     The Company markets high quality home and office furnishings and decorator items to wholesale customers and the general public. Sales are made from the Company's 6,000 square foot showroom/warehouse located in Las Vegas, Nevada, and also through "No Minimum Bid" auctions held at various high end hotel sites in the states of California, Colorado and Nevada. Auction frequencies are from 1 to 4 times a month. Inventory is obtained from importers and domestic manufacturers and distributors. The Company's inventory typically includes hand carved furniture, hand painted vases, original oil paintings, Tiffany style lamps, hand made rugs, lithographs and serigraphs from internationally recognized artists. Other inventory items include bronze statues and sculptures, some of which are outdoor life size pieces such as elk, deer, dolphins, giraffes, roman statues and fountains, in some cases weighing up to 2,000 pounds. Sales prices of items sold range from under $100 to over $10,000.

     The Company generally derives its revenues from two sources: auction sales and showroom sales. Auction sales typically account for over 90% of the company's revenues. The Company sales are dependent on the number of auctions held each month, the month of the year and on the locations where the are held.

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

Plan of Operations

     During the 2001 calendar year, the Company plans to open additional Company operated showroom/warehouses in Denver, Colorado, and in the Orange County and San Francisco Bay areas of California. The expansions would generally duplicate the Company's Scottsdale and Las Vegas operations. In addition, through a wholly owned subsidiary, Designer & Decorator House Franchise, Inc., the Company is preparing to sell and support a franchise operation for areas throughout the United States which are considered to be too remote to be operated from the Company's Las Vegas headquarters. Franchise sales are currently anticipated to commence during the 2001 calendar year.

     The initial cost of opening a new showroom/warehouse site is approximately $50,000. In addition, each showroom/warehouse site requires between $150,000 and $200,000 of inventory to conduct successful auction operations. The Company has extensive contacts with suppliers, both offshore and domestic, from which the Company acquires it's inventory. With its expanded operations, the Company anticipates being able to purchase inventory in container load quantities at a substantial cost savings.

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

                          PART II - OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS

     Not Applicable


     Item 2. CHANGES IN SECURITIES

     In December 2000, pursuant to Section 4(2) of the Securities Act of 1933, the Company issued 50,000 shares of common stock, as follows: 20,000 shares of common stock to Richman, Mann, Chizever, Phillips & Duboff, A Professional Corporation, in exchange for legal fees valued at $8,690; 15,000 shares of common stock to Alon Varsha, owner of Kingston Frame, a supplier of inventory to the Company, in exchange for inventory costing $20,000; 15,000 shares of common stock to Ralph Kaye, an individual, in exchange for consulting services regarding the conduct of auctions, valued at $15,000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DESIGNER & DECORATOR HOUSE, INC.

Date:     January 23, 2001          By:  Brad Smith
                  --                ----------------------
                                         Brad Smith, President and Chief
                                              Executive Officer
                                              (Duly Authorized Officer)

Date:     January 23, 2001          By:  Susan Shuey,
                  --                ----------------------
                                         Susan Shuey, Chief Financial Officer
                                              And Secretary
                                              (Principal Financial Officer)